Form 10-Q
period 2021-06-30
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2021-08-16
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August 13, 2021,
31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

ARCTOS NORTHSTAR ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$700,248	$—
Prepaid expenses	585,171	9,298

Total current assets	1,285,419	9,298
Investments held in Trust Account	316,256,601	—
Deferred offering costs associated with the initial public offering	—	120,000

Total Assets	$317,542,020	$129,298

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$55,968	$—
Accrued expenses	485,965	120,000
Accrued expenses - related party	50,000	—

Total current liabilities	591,933	120,000
Deferred underwriting commissions	11,068,750	—
Derivative warrant liabilities	14,899,250	—

Total liabilities	26,559,933	120,000

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 28,598,208 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	285,982,080	—
Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,026,792 and -0- shares issued and outstanding (excluding 28,598,208 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	303	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	24,209
Retained earnings (accumulated deficit)	4,998,913	(15,702)

Total shareholders’ equity	5,000,007	9,298

Total Liabilities and Shareholders’ Equity	$317,542,020	$129,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$224,584	$657,155
General and administrative expenses - related party	30,000	50,000

Loss from operations	(254,584)	(707,155)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(848,440)
Loss upon issuance of private placement warrants	—	(3,496,500)
Change in fair value of derivative warrant liabilities	10,923,130	11,944,130
Income on investments held in Trust Account	4,805	6,601

Net income	$10,673,351	$6,898,636

Basic and diluted weighted average shares outstanding, Class A ordinary shares	31,625,000	31,625,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00	$0.00

Basic and diluted weighted average ordinary shares outstanding, Class B ordinary shares	7,906,250	7,592,887

Basic and diluted net income per ordinary share, Class B ordinary shares	$1.35	$0.91

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional	Retained Earnings (Accumulated Deficit)	Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital		Equity
Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Sale of units in initial public offering, less allocation to fair value of public warrants	31,625,000	3,162	—	—	301,224,958	—	301,228,120
Offering costs	—	—	—	—	(17,153,967)	—	(17,153,967)
Class A ordinary shares subject to possible redemption	(27,530,873)	(2,753)	—	—	(275,305,977)	—	(275,308,730)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (unaudited)	4,094,127	409	7,906,250	791	8,789,223	(3,790,417)	5,000,006
Class A ordinary shares subject to possible redemption	(1,067,335)	(106)	—	—	(8,789,223)	(1,884,021)	(10,673,350)
Net income	—	—	—	—	—	10,673,351	10,673,351

Balance - June 30, 2021 (unaudited)	3,026,792	$303	7,906,250	$791	$—	$4,998,913	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$6,898,636
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	37,965
Loss upon issuance of private placement warrants	3,496,500
Offering costs associated with derivative warrant liabilities	848,440
Change in fair value of derivative warrant liabilities	(11,944,130)
Income from investments held in Trust Account	(6,601)
Changes in operating assets and liabilities:
Prepaid expenses	(575,874)
Accounts payable	50,568
Accrued expenses	400,515
Accrued expenses - related party	50,000

Net cash used in operating activities	(743,981)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(316,250,000)

Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(151,790)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	8,325,000
Offering costs paid	(6,728,981)

Net cash provided by financing activities	317,694,229

Net increase in cash	700,248
Cash - beginning of the period	—

Cash - end of the period	$700,248

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$5,400
Offering costs included in accrued expenses	$85,450
Offering costs paid by related party under promissory note	$113,825
Deferred underwriting commissions	$11,068,750
Initial value of Class A ordinary shares subject to possible redemption	$274,654,340
Change in value of Class A ordinary shares subject to possible redemption	$11,327,740
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
The per-share amount
to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note
4
) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $700,000 in its operating bank account and working capital of approximately $693,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $152,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on
Form 8-K
and the final prospectus filed by the Company with the SEC on March 3, 2021 and February 24, 2021, respectively.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the trust account as of June 30, 2021 and December 31, 2020.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
at the end of each reporting period.
The Company issued 7,906,250 warrants in connection with its Initial Public Offering (the “Public Warrants”) and 5,550,000 Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

model (“BSM”) each measurement date and the fair value of the Public Warrants has been measured using an option pricing method incorporating a barrier option simulation through a modified Black Scholes framework (the “OPM”) and subsequently will be measured at each measurement date based on the market price of such warrants, once they are separated from the Units. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $848,000 is included in offering costs associated with derivative warrant liabilities in the unaudited condensed statement of operations and approximately $17.2 million is included in the unaudited condensed statement of changes in shareholders’ equity. The Company will keep deferred underwriting commissions classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 28,598,208 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. As of December 31, 2020, there were no
shares of Class A ordinary shares subject to possible redemption.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share
The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class

method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted averag
e
 numb
e
r of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income on investments held in Trust Account	$4,805	$6,601

Net income attributable to Class A ordinary shares	$4,805	$6,601

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding of Class A ordinary shares	31,625,000	31,625,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income minus net income attributable to Class A ordinary shares
Net income	$10,673,351	$6,898,636
Net income allocable to Class A ordinary shares	4,805	6,601

Net income attributable to Class B ordinary shares	$10,668,546	$6,892,035

Denominator: Weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding of Class B ordinary shares	7,906,250	7,592,887

Basic and diluted net income per ordinary share, Class B ordinary shares	$1.35	$0.91

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (
Subtopic
470-20
) and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic
815-40)
: Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
 (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

1
1

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 4 — Related Party Transactions
Founder Shares
On December 16, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 7,906,250 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to surrender for no consideration up to an aggregate of 1,031,250 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering
.
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
commencing at l
e
ast 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
Related Party Loans
On December 16, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing,
unsecured and due upon the closing of the Initial Public Offering. As of February 25, 2021, the Company borrowed approximately $152,000 under the Note. The Company repaid the Note in full on March 3,
2021. Subsequent to the repayment, the facility was no longer available to the Company.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. During the three and six months ended June 30, 2021, the Company incurred $30,000 and $50,000, respectively, included in general and administrative expenses to a related party in the accompanying unaudited condensed statement of operations. As of June 30, 2021, $50,000 has been included in accrued expenses to related party on the unaudited condensed balance sheets.
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
Note 6 — Derivative Warrant Liabilities
As of June 30, 2021, the Company had 7,906,250 Public Warrants and 5,550,000 Private Warrants outstanding.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Shareholders’ Equity
Preference Shares—
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares—
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,026,792 and
-0-
Class A ordinary shares issued and outstanding, excluding 28,598,208 and
-0-
Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares—
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 7,906,250 Class B ordinary shares issued and outstanding.
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,256,601	$—	$—	$316,256,601
Liabilities:
Derivative warrant liabilities - public warrants	$7,906,250	$—	$—	$7,906,250
Derivative warrant liabilities - private warrants	$—	$—	$6,993,000	$6,993,000

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.
The fair value of the Public Warrants is determined using the traded price.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Level 3 instruments are comprised of derivative warrant liabilities measured at fair value using a BSM and the OPM. The estimated fair value of the Private Placement Warrants and the Public Warrants, prior to being separately listed and traded, was determined using Level 3 inputs. Inherent in a BSM and the OPM are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of February 25, 2021	As of June 30, 2021
Share price	$9.85	$9.73
Exercise price	$11.50	$11.50
Option term (in years)	5	5
Volatility	29.0%	20.00%
Risk-free interest rate	0.81% -1.01%	0.87%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,843,380
Change in fair value of derivative warrant liabilities	(1,021,000)

Derivative warrant liabilities at March 31, 2021	25,822,380
Transfer of Public Warrants to a Level 1 measurement	(14,389,380)
Change in fair value of derivative warrant liabilities	(4,440,000)

Derivative warrant liabilities at June 30, 2021	$6,993,000

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $700,000 in our operating bank account and working capital of approximately $693,000.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $10.7 million, which consisted of, change in fair value of derivative warrant liabilities of approximately $10.9 million and income on investments held in the Trust Account of approximately $5,000, partially offset by general and administrative expenses of approximately $225,000 and general and administrative expenses to related party of $30,000.

For the six months ended June 30, 2021, we had net income of approximately $6.9 million, which consisted of change in fair value of derivative warrant liabilities of approximately $11.9 million and income on investments held in the Trust Account of approximately $7,000, partially offset by general and administrative expenses of approximately $657,000, general and administrative expenses to related party of $50,000, offering costs associated with derivative warrant liabilities of approximately $848,000 and loss upon issuance of private placement warrants of approximately $3.5 million.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. During the three and six months ended June 30, 2021, we incurred $30,000 and
$50,000
, respectively, included in general and administrative expenses to related party in the accompanying unaudited condensed statement of operations. As of June 30, 2021, $50,000 has been included in accrued expenses to related party on the unaudited condensed balance sheets.
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
at the end of each reporting period.
We issued 7,906,250 warrants in connection with the Initial Public Offering (the “Public Warrants”) and 5,550,000 Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to
re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing model (“BSM”) each measurement date and the fair value of the Public Warrants has been measured using an option pricing model incorporating a barrier option simulation through a modified Black Scholes framework and subsequently will be measured at each measurement date based on the market price of such warrants when the warrants are separated from the Units. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. For the three months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $848,000 is included in transaction costs associated with derivative warrant liabilities in the unaudited condensed statement of operations and approximately $17.2 million is included in the unaudited condensed statement of changes in shareholders’ equity. We will keep deferred underwriting commissions classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 28,598,208 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.
Net income (loss) per ordinary share
Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class
method of net income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A ordinary shares outstanding for the periods. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods. Class B ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement since the exercise price of the warrants is in excess of the average ordinary share price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (
Subtopic
470-20
) and Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on June 8, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
PART II—OTHER INFORMATION
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
As a result, included on our balance sheet as of March 31, 2021 contained in our March 31, 2021 Form
10-Q
are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**,
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

Dated: August 16, 2021	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory