Form 10-Q
period 2021-09-30
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2021-11-15
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☒
No
  ☐
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
15
, 2021, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding
.

ARCTOS NORTHSTAR ACQUISITION CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets:
Current assets:
Cash	$319,896	$—
Prepaid expenses	487,443	9,298

Total current assets	807,339	9,298
Investments held in Trust Account	316,261,460	—
Deferred offering costs associated with the initial public offering	—	120,000

Total Assets	$317,068,799	$129,298

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$240,578	$—
Accrued expenses	1,693,299	120,000
Accrued expenses - related party	80,000	—

Total current liabilities	2,013,877	120,000
Deferred underwriting commissions	11,068,750	—
Derivative warrant liabilities	12,510,630	—

Total liabilities	25,593,257	120,000

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,625,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	316,250,000	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(24,775,249)	(15,702)

Total shareholders’ equity (deficit)	(24,774,458)	9,298

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$317,068,799	$129,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$1,870,024	$2,527,179
General and administrative expenses - related party	30,000	80,000

Loss from operations	(1,900,024)	(2,607,179)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(848,440)
Loss upon issuance of private placement warrants	—	(3,496,500)
Change in fair value of derivative warrant liabilities	2,388,620	14,332,750
Income from investments held in Trust Account	4,859	11,460

Net income	$493,455	$7,392,091

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,625,000	25,253,663

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic	7,906,250	7,698,489

Basic net income per share, Class B ordinary shares	$0.01	$0.22

Weighted average shares outstanding of Class B ordinary shares, diluted	7,906,250	7,906,250

Diluted net income per share, Class B ordinary shares	$0.01	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,209)	(32,151,638)	(32,175,847)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (unaudited)	—	—	7,906,250	791	—	(35,942,055)	(35,941,264)
Net income	—	—	—	—	—	10,673,351	10,673,351

Balance - June 30, 2021 (unaudited)	—	—	7,906,250	791	—	(25,268,704)	(25,267,913)
Net income	—	—	—	—	—	493,455	493,455

Balance - September 30, 2021 (unaudited)	—	$—	7,906,250	$791	$—	$(24,775,249)	$(24,774,458)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$7,392,091
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	37,965
Loss upon issuance of private placement warrants	3,496,500
Offering costs associated with derivative warrant liabilities	848,440
Change in fair value of derivative warrant liabilities	(14,332,750)
Income from investments held in Trust Account	(11,460)
Changes in operating assets and liabilities:
Prepaid expenses	(478,146)
Accounts payable	240,578
Accrued expenses	1,608,299
Accrued expenses - related party	80,000

Net cash used in operating activities	(1,118,483)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(316,250,000)

Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(151,790)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	8,325,000
Offering costs paid	(6,734,831)

Net cash provided by financing activities	317,688,379

Net increase in cash	319,896
Cash - beginning of the period	—

Cash - end of the period	$319,896

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$113,825
Deferred underwriting commissions	$11,068,750
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
Arctos NorthStar Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
The Company will provide its holders (the “Public Shareholders”) of the Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Risks and Uncertainties
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $320,000 in its operating bank account and working capital deficit of approximately $1.2 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $152,000 from the Sponsor pursuant to the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form
8-K
and the final prospectus filed by the Company with the SEC on March 3, 2021 and February 24, 2021, respectively.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares issued in its Initial Public Offering (“Public Class A ordinary shares”) in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed

financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option) and in accordance with ASC 480. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $9.4 million in additional paid-in
capital and an increase of approximately $32.2 million to accumulated deficit, as well as a reclassification of 4,159,566 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements
, including
the Company’s Form
8-K
filed with the SEC on March 3, 2021, and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $40.9 million and $30.3 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per ordinary share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per ordinary share calculation to allocate income and losses shared pro rata between the two classes of ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income and losses of the Company.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirem
e
nts of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the trust account as of September 30, 2021 and December 31, 2020.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The Company issued warrants in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing model (“BSM”) at each measurement date and the fair value of the Public Warrants was initially measured using an option pricing method incorporating a barrier option simulation through a modified Black Scholes framework (the “OPM”) and subsequently will be measured at each measurement date based on the market price of such warrants, once they are separated from the Units. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares are charged against

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their carrying value upon the completion of the Initial Public Offering. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $848,000 is included in offering costs associated with derivative warrant liabilities in the unaudited condensed statement of operations and approximately $17.2 million is allocated as a reduction to the initial carrying value of the redeemable Class A ordinary shares. The Company will keep deferred underwriting commissions classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current
liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A ordinary shares subject to possible redemption.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share
for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period in which the contingency was resolved to determine the dilutive impact of these shares.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A ordinary	Class B ordinary	Class A ordinary	Class B ordinary
	shares	shares	shares	shares

Basic net income per ordinary share:
Numerator:
Allocation of net income	$394,764	$98,691	$5,665,104	$1,726,987
Denominator:
Basic weighted average ordinary shares outstanding	31,625,000	7,906,250	25,253,663	7,698,489

Basic net income per ordinary share	$0.01	$0.01	$0.22	$0.22

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A ordinary	Class B ordinary	Class A ordinary	Class B ordinary
	shares	shares	shares	shares

Diluted net income per ordinary share:
Numerator:
Allocation of net income	$394,764	$98,691	$5,629,610	$1,762,481
Denominator:
Diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	25,253,663	7,906,250

Diluted net income per ordinary share	$0.01	$0.01	$0.22	$0.22

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (
Subtopic
470-20
) and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic
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
Note 3 - Initial Public Offering
On February 25, 2021, the Company consummated its Initial Public Offering of 31,625,000 Units, including 4,125,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $18.0 million, of which approximately $11.1 million was for deferred underwriting commissions.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each Unit consists of one Class A ordinary share and
one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
6
).
Note 4 - Related Party Transactions
Founder Shares
On December 16, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 7,906,250 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to surrender for no consideration up to an aggregate of 1,031,250 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Ini
t
ial Public Offering. On February 25, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,031,250 Founder Shares are no longer subject to forfeiture.
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
Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
except as described below in Note 8 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
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
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. During the three and nine months ended September 30, 2021, the Company incurred $30,000 and $80,000, respectively, included in general and administrative expenses to a related party in the accompanying unaudited condensed statement of operations. As of September 30, 2021, $80,000 has been included in accrued expenses to related party on the unaudited condensed balance sheets.
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
Note 5 - Commitments and Contingencies
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with an affiliate of the Sponsor, pursuant to which such affiliate will commit that it will purchase from us up to 7,500,000 forward purchase units the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Share”), and one-fourth
of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrant”), for $10.00 per Forward Purchase Unit, or an aggregate amount of up to $75.0 million, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business
Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the affiliate of the Sponsor may purchase less than 7,500,000 Forward Purchase Units. In addition, such affiliate’s commitment under the Forward Purchase Agreement will be subject to approval of its investment committee as well as customary closing conditions under the Forward Purchase Agreement.
The Forward Purchase Shares will be identical to the Public Shares, except that they will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and will be subject to registration rights. The Forward Purchase Warrants will have the same terms as the Private Placement Warrants so long as they are held by the affiliate of the Sponsor or its permitted assignees and transferees.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Derivative Warrant Liabilities
As of September 30, 2021, the Company had 7,906,250 Public Warrants and 5,550,000 Private Warrants outstanding.
Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be iss
u
ed upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote
for each ordinary share. As of September 30, 2021, there were 31,625,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$316,250,000
Less:
Fair valu e of Public Warrants at issuance	(15,021,880)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(17,153,967)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,175,847

Class A ordinary shares subject to possible redemption	$316,250,000

Note 8 - Shareholders’ Deficit
Preference Shares-
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 31,625,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7). There were no Class A ordinary shares issued and outstanding at December 31, 2020.
Class
 B Ordinary Shares-
The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were
7,906,250 Class B ordinary shares issued and outstanding.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Investments held in Trust Account - money market funds	$316,261,460	$—	$—	$316,261,460
Liabilities:
Derivative warrant liabilities - public warrants	$5,850,630	$—	$—	$5,850,630
Derivative warrant liabilities - private warrants	$—	$—	$6,660,000	$6,660,000
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021

Share price	$9.75
Exercise price	$11.50
Option term (in years)	5
Volatility	19.00%
Risk-free interest rate	0.98%
Expected dividends	0.00%

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	26,843,380
Change in fair value of derivative warrant liabilities	(1,021,000)

Derivative warrant liabilities at March 31, 2021	25,822,380
Transfer of Public Warrants to a Level 1 measurement	(14,389,380)
Change in fair value of derivative warrant liabilities	(4,440,000)

Derivative warrant liabilities at June 30, 2021	6,993,000
Change in fair value of derivative warrant liabilities	(333,000)

Derivative warrant liabilities at September 30, 2021	$6,660,000

Note 10 - Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $320,000 in our operating bank account and working capital deficit of approximately $1.2 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $152,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
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
Results of Operations
Our entire activity from inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, our search for a prospective target for our Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $493,000, which consisted of, change in fair value of derivative warrant liabilities of approximately $2.4 million and income on investments held in the Trust Account of approximately $5,000, partially offset by general and administrative expenses of approximately $1.9 and general and administrative expenses to related party of $30,000.

For the nine months ended September 30, 2021, we had net income of approximately $7.4 million, which consisted of change in fair value of derivative warrant liabilities of approximately $14.3 million and income on investments held in the Trust Account of approximately $11,000, partially offset by general and administrative expenses of approximately $2.5 million, general and administrative expenses to related party of $80,000, offering costs associated with derivative warrant liabilities of approximately $848,000 and loss upon issuance of private placement warrants of approximately $3.5 million.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. During the three and nine months ended September 30, 2021, we incurred $30,000 and $80,000, respectively, included in general and administrative expenses to related party in the accompanying unaudited condensed statement of operations. As of September 30, 2021, $80,000 has been included in accrued expenses to related party on the unaudited condensed balance sheets.
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
at the end of each reporting period.

We issued 7,906,250 warrants in connection with the Initial Public Offering (the “Public Warrants”) and 5,550,000 Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing model (“BSM”) each measurement date and the fair value of the Public Warrants was initially measured using an option pricing model incorporating a barrier option simulation through a modified Black Scholes framework and subsequently will be measured at each measurement date based on the market price of such warrants when the warrants are separated from the Units. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet. As of December 31, 2020, there were no shares of Class A ordinary shares subject to possible redemption.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net income (loss) per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
We have considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, we included these shares in the weighted average number as of the beginning of the interim period in which the contingency was satisfied to determine the dilutive impact of these shares.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options
(Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic 815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.
PART
II-OTHER
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
“Derivatives and Hedging -Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

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
Following issuance of the SEC Staff Statement on April 12, 2021, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of February 25, 2021 to account for the warrants as liabilities measured at fair value, rather than equity securities (the “Restatement”). See
“-Our
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

Dated: November 15, 2021	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory