Form 10-Q/A
period 2021-09-30
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2022-03-08
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For th
e
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of
March
8
, 2022,
 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding
.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Arctos NorthStar Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Arctos NorthStar Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 25, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued

financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 8, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

ARCTOS NORTHSTAR ACQUISITION CORP.
Form
10-Q/A
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020

	(Unaudited)
Assets:
Current assets:
Cash	$319,896	$—
Prepaid expenses	487,443	9,298

Total current assets	807,339	9,298
Investments held i n Trust Account	316,261,460	—
Deferred offering costs associated with the initial public offering	—	120,000

Total Assets	$317,068,799	$129,298

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$240,578	$—
Accrued expenses	1,693,299	120,000
Accrued expenses - related party	80,000	—

Total current liabilities	2,013,877	120,000
Deferred underwriting commissions	11,068,750	—
Derivative warrant liabilities	12,510,630	—

Total liabilities	25,593,257	120,000

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,625,000 and -0- shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	316,250,000	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares auth orized; no non-redeemable shares issued and outstanding as of September 30, 2021 and December 31 , 2020	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding, excluding 31,625,000 and 0 shares subject to possible redemption at S eptember 30 2021 and December 31, 2020, respectively of $10.00	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	791	791
Additional paid-in capital	—	24,209
Accumulated deficit	(24,775,249)	(15,702)

Total shareholders’ equity (deficit)	(24,774,458)	9,298

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$317,068,799	$129,298

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$1,870,024	$2,527,179
General and administrative expenses - related party	30,000	80,000

Loss from operations	(1,900,024)	(2,607,179)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(848,440)
Loss upon issuance of private placement warrants	—	(3,496,500)
Change i n fair value of derivative warrant liabilities	2,388,620	14,332,750
Income from investments held in Trust Account	4,859	11,460

Net income	$493,455	$7,392,091

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,625,000	25,253,663

Basic and diluted net income per share, Class A ordinary shares	$0.01	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic	7,906,250	7,698,489

Basic net income per share, Class B ordinary shares	$0.01	$0.22

Weighted average shares outstanding of Class B ordinary shares, diluted	7,906,250	7,906,250

Diluted net income per share, Class B ordinary shares	$0.01	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Accretion o f Class A ordinary shares subject to redemption	—	—	—	—	(24,209)	(32,151,638)	(32,175,847)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	—	—	7,906,250	791	—	(35,942,055)	(35,941,264)
Net income	—	—	—	—	—	10,673,351	10,673,351

Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	—	—	7,906,250	791	—	(25,268,704)	(25,267,913)
Net income	—	—	—	—	—	493,455	493,455

Balance - September 30, 2021 (unaudited)	—	$—	7,906,250	$791	$—	$(24,775,249)	$(24,774,458)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$7,392,091
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	37,965
Loss upon issuance of private placement warrants	3,496,500
Offering costs associated with derivative warrant liabilities	848,440
Change i n fair value of derivative warrant liabilities	(14,332,750)
Income from investments held in Trust Account	(11,460)
Changes in operating assets and liabilities:
Prepaid expenses	(478,146)
Accounts payable	240,578
Accrued expenses	1,608,299
Accrued expenses - related party	80,000

Net cash used in operating activities	(1,118,483)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(316,250,000)

Net cash used in investing activities	(316,250,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(151,790)
Proceeds received from initial public offering, gross	316,250,000
Proceeds received from private placement	8,325,000
Offering costs paid	(6,734,831)

Net cash provided by financing activities	317,688,379

Net increase in cash	319,896
Cash - beginning of the period	—

Cash - end of the period	$319,896

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$113,825
Deferred underwriting commissions	$11,068,750
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution in the Trust Account will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. There can be no guarantee that the Company will be successful in obtaining such waivers from its targeted vendors and service providers
.
Risks and Uncertainties
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
Going Concern Consideration
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 202
3
. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies and Restatement of Previously Reported Financial Statements
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its
Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
There has been no change in the Company’s total assets, liabilities or operating results.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021, resulted in a reclassification of approximately 4.1 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$318,056,509	$—	$318,056,509

Total liabilities	$37,747,773	$—	$37,747,773

Class A ordinary shares subject to possible redemption	275,308,730	40,941,270	316,250,000
Preference shares	—	—	—
Class A ordinary shares	409	(409)	—
Class B ordinary shares	791	—	791
Additional paid-in capital	8,789,223	(8,789,223)	—
Accumulated deficit	(3,790,417)	(32,151,638)	(35,942,055)

Total shareholders’ equity (deficit)	$5,000,006	$(40,941,270)	$(35,941,264)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$318,056,509	$—	$318,056,509

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 3.0 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Total assets	$317,542,020	$—	$317,542,020

Total liabilities	$26,559,933	$—	$26,559,933

Class A ordinary shares subject to possible redemption	285,982,080	30,267,920	316,250,000
Preference shares	—	—	—
Class A ordinary shares	303	(303)	—
Class B ordinary shares	791	—	791
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,998,913	(30,267,617)	(25,268,704)

Total shareholders’ equity (deficit)	$5,000,007	$(30,267,920)	$(25,267,913)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$317,542,020	$—	$317,542,020

The Company’s statement of shareholders’ equity

(deficit)
has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from February 5, 2021 (inception) through March 31, 2021 and June 30, 2021.

For the three months ended March 31, 2021 (unaudited)
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$274,654,340	$(274,654,340)	$—
Change in value of Class A ordinary shares subject to possible redemption	$654,390	$(654,390)	$—

For the six months ended June 30, 2021 (unaudited )
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$274,654,340	$(274,654,340)	$—
Change in value of Class A ordinary shares subject to possible redemption	$11,327,740	$(11,327,740)	$—
In connection with the change in presentation fo
r
 the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Previously Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021 (unaudited)
Net loss	$(3,774,715)	$—	$(3,774,715)
Weighted average shares outstanding	31,625,000	(19,326,389)	12,298,611
Basic and diluted earnings per share	$0.00	$(0.19)	$(0.19)
For the three months ended June 30, 2021 (unaudited)
Net income	$10,673,351	$—	$10,673,351
Weighted average shares outstanding	31,625,000	—	31,625,000
Basic and diluted earnings per share	$0.00	$0.27	$0.27
For the six months ended June 30, 2021 (unaudited)
Net income	$6,898,636	$—	$6,898,636
Weighted average shares outstanding	31,625,000	(9,609,807)	22,015,193
Basic and diluted earnings per share	$0.00	$0.23	$0.23

	Earnings Per Share for Class B ordinary shares
	As Previously Reported	Adjustment	As Adjusted
For the three months ended March 31, 2021 (unaudited)
Net loss	$(3,774,715)	$—	$(3,774,715)
Weighted average shares outstanding	7,276,042	—	7,276,042
Basic and diluted earnings per share	$(0.52)	$0.33	$(0.19)
For the three months ended June 30, 2021 (unaudited)
Net income	$10,673,351	$—	$10,673,351
Weighted average shares outstanding	7,906,250	—	7,906,250
Basic and diluted earnings per share	$1.35	$(1.08)	$0.27
For the six months ended June 30, 2021 (unaudited)
Net income	$6,898,636	$—	$6,898,636
Weighted average shares outstanding	7,592,887	—	7,592,887
Basic and diluted earnings per share	$0.91	$(0.68)	$0.23
Use of Estimates
The preparation of unaudited condensed financial statement
s
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
The Company recognizes changes in r
e
demption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
10-Q/A
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
Going Concern Consideration
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that liquidity needs, and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date.
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
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share. For a discussion of management’s consideration of the material weakness identified related to the application of ASC 480-10-S99-3A to our accounting classification of the Public Shares, see Note 2 to the accompanying unaudited condensed financial statements, as well as Part I, Item 4: Controls and Procedures included in this Amendment No. 1.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. Specifically, we are expanding and improving our review process for accounting for certain complex features of the Class A ordinary shares. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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

Dated: March 8, 2022	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory