Form 10-Q
period 2022-03-31
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2022-05-16
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ARCTOS NORTHSTAR ACQUISITION CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$115,584	$81,567
Prepaid expenses	372,883	398,328

Total current assets	488,467	479,895
Investments held in Trust Account	316,293,269	316,267,458

Total Assets	$316,781,736	$316,747,353

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$43,251	$40,149
Accrued expenses	1,698,365	1,723,300
Accrued expenses - related party	140,000	110,000
Due to related party	350,000	—

Total current liabilities	2,231,616	1,873,449
Deferred underwriting commissions	11,068,750	11,068,750
Derivative warrant liabilities	4,725,660	12,557,750

Total liabilities	18,026,026	25,499,949

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,625,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	316,250,000	316,250,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of March 31, 2022 and December 31, 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(17,495,081)	(25,003,387)

Total shareholders’ deficit	(17,494,290)	(25,002,596)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$316,781,736	$316,747,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$319,595	$432,571
General and administrative expenses - related party	30,000	20,000

Loss from operations	(349,595)	(452,571)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(848,440)
Loss upon issuance of private placement warrants	—	(3,496,500)
Change in fair value of derivative warrant liabilities	7,832,090	1,021,000
Income from investments held in Trust Account	25,811	1,796

Net income (loss)	$7,508,306	$(3,774,715)

Weighted average shares outstanding of Class A ordinary shares	31,625,000	12,298,611

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.19	$(0.19)

Weighted average shares outstanding of Class B ordinary shares	7,906,250	7,276,042

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.19	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	7,906,250	$791	$—	$(25,003,387)	$(25,002,596)
Net income	—	—	—	—	—	7,508,306	7,508,306

Balance - March 31, 2022 (unaudited)	—	$—	7,906,250	$791	$—	$(17,495,081)	$(17,494,290)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Class A ordinary shares subject to possible redemption	—	—	—	—	(24,209)	(32,151,638)	(32,175,847)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (unaudited)	—	$—	7,906,250	$791	$—	$(35,942,055)	$(35,941,264)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,508,306	$(3,774,715)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	37,965
Loss upon issuance of private placement warrants	—	3,496,500
Offering costs associated with derivative warrant liabilities	—	848,440
Change in fair value of derivative warrant liabilities	(7,832,090)	(1,021,000)
Income from investments held in Trust Account	(25,811)	(1,796)
Changes in operating assets and liabilities:
Prepaid expenses	25,445	(606,344)
Accounts payable	3,102	35,616
Accounts payable - related party	—	1,775
Accrued expenses	(24,935)	304,420
Accrued expenses - related party	30,000	20,000

Net cash used in operating activities	(315,983)	(659,139)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(316,250,000)

Net cash used in investing activities	—	(316,250,000)

Cash Flows from Financing Activities:
Proceeds received from Sponsor (Due to related party)	350,000	—
Repayment of note payable to related party	—	(151,790)
Proceeds received from initial public offering, gross	—	316,250,000
Proceeds received from private placement	—	8,325,000
Offering costs paid	—	(6,325,000)

Net cash provided by financing activities	350,000	318,098,210

Net increase in cash	34,017	1,189,071
Cash - beginning of the period	81,567	—

Cash - end of the period	$115,584	$1,189,071

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$353,000
Offering costs included in accrued expenses	$—	$141,832
Offering costs paid by related party under promissory note	$—	$113,825
Deferred underwriting commissions	$—	$11,068,750
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generate
s

non-operating
income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed unaudited financial statements.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $116,000 in its operating bank account, working capital deficit of approximately $1.7 million
.
The Company’s liquidity needs to date have been satisfied through a contribution of
$25,000
from its Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately
$152,000
from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note (as defined in Note 5) in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans.
No
amounts were outstanding under any Working Capital Loan agreements as of March 31, 2022 and December 31, 2021.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company has the
borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for such a period of time for such a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
by the Company with the SEC on March 31, 2022.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of
$250,000

and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of March 31, 2022 and December 31, 2021.

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature except for the derivative warrant liability (see Note 9)
.
Fair Value Measurements
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
at the end of each reporting period.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares are charged against their carrying value upon the completion of the Initial Public Offering. The Company will keep deferred underwriting commissions classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 31,625,000
 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement
s
recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented
. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$6,006,645	$1,501,661	$(2,371,626)	$(1,403,089)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	12,298,611	7,276,042

Basic and diluted net income (loss) per ordinary share	$0.19	$0.19	$(0.19)	$(0.19)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial
B
usiness
C
ombination and (B) subsequent to the initial
B
usiness
C
ombination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial
B
usiness
C
ombination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
No amounts were outstanding under any Working Capital Loan agreements as of March 31, 2022 and December 31, 2021.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $20,000
,
respectively, included

in expenses under this agreement. As of March 31, 2022 and December 31, 2021
,
$140,000 and $110,000,
respectively, have been included in accrued expenses to related party on the accompanying unaudited condensed balance sheets.
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

Due to Related Party
In January 2022, the Sponsor provided the Company an advance of $350,000 to fund the working capital requirements. On May 11, 2022, this was converted into a working capital loan.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 - Derivative Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 7,906,250 Public Warrants and 5,550,000
Private Placement Warrants outstanding.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
Note 7 – Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022 and December 31, 2021, there were 31,625,000 shares of
Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,021,880)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(17,153,967)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,175,847

Class A ordinary shares subject to possible redemption	$316,250,000

Note 8 – Shareholders’ Equity (Deficit)
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 , there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021 there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 4).
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 – Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,293,269	$—	$—	$316,293,269
Liabilities:
Derivative warrant liabilities – public warrants	$2,727,660	$—	$—	$2,727,660
Derivative warrant liabilities – private placement warrants	$—	$—	$1,998,000	$1,998,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,267,458	$—	$—	$316,267,458
Liabilities:
Derivative warrant liabilities – public warrants	$6,008,750	$—	$—	$6,008,750
Derivative warrant liabilities – private placement warrants	$—	$—	$6,549,000	$6,549,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Share Price	$9.79	$9.77
Exercise Price	$11.50	$11.50
Option Term (in years)	5.0	5.0
Volatility	6.00%	18.00%
Risk-free interest rate	2.42%	1.26%
Expected Dividends	0.00%	0.00%

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$6,549,000
Change in fair value of derivative warrant liabilities	(4,551,000)

Derivative warrant liabilities at March 31, 2022	$1,998,000

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

Note 10 – Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, other than as described above, the Company determined that there have been no subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us. No assurance can be given that future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements will be achieved, and that may cause our actual results, levels of activity, performance or achievements could be affected by one or more factors, which could cause them to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project” “should,” “would,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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
Similarly, if we further issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

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

Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $116,000 in its operating bank account, working capital deficit of approximately $1.7 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from its Sponsor to cover for certain expenses in exchange for the issuance of the 7,906,250 Class B ordinary shares (the “Founder Shares”), a loan of approximately $152,000 from the Sponsor to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). No amounts were outstanding under any Working Capital Loan agreements as of March 31, 2022 and December 31, 2021.
Based on the foregoing, management believes that the Company has the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for such a period of time for such a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account.
For the three months ended March 31, 2022, we had net income of approximately $7.5 million, which consisted of non-operating
gain from change in fair value of derivative warrant liabilities of approximately $7.8 million and income on investments held in the Trust Account of approximately $26,000, offset by general and administrative expenses of approximately $350,000, including general and administrative expenses to related party of $30,000.

For the three months ended March 31, 2021, we had net loss of approximately $3.8 million, which consisted of general and administrative expenses of approximately $433,000, general and administrative expenses to related party of $20,000, transaction costs associated with derivative warrant liabilities of approximately $848,000 and loss upon issuance of private placement warrants of approximately $3.5 million, partially offset by non-operating
gain from change in fair value of derivative warrant liabilities of approximately $1.0 million and income from investments held in the Trust Account of approximately $2,000.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. During the three months ended March 31, 2022, and 2021 we incurred $30,000 and $20,000, respectively, included in general and administrative expenses to related party in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021 $140,000 and $110,000, respectively, has been included in accrued expenses to related party on the unaudited condensed balance sheets.
Due to Related Party
In January 2022, the Sponsor provided the Company an advance of $350,000 to fund the working capital requirements. On May 11, 2022, this was converted into a Working Capital Loan.
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
at the end of each reporting period.

We issued 7,906,250 warrants in connection with the Initial Public Offering (the “Public Warrants”) and 5,550,000 Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using the Black-Scholes Option Pricing model each measurement date and the fair value of the Public Warrants was initially measured using an option pricing model incorporating a barrier option simulation through a modified Black Scholes framework and subsequently will be measured at each measurement date based on the market price of such warrants when the warrants are separated from the Units. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.
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
Net income (loss) per ordinary share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
Recent Accounting Pronouncements
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of our balance sheet as of February 25, 2021, and our interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the expansion and continued improvements noted in the following paragraph.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 31, 2022, except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated as of May 11, 2022, between the Registrant and the Sponsor.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	iXBRL Instance Document

101.SCH*	iXBRL Taxonomy Extension Schema Document

101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

*	Filed herewith.
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

Dated: May 16, 2022	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory