Form 10-Q
period 2022-06-30
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2022-08-15
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
11
, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ARCTOS NORTHSTAR ACQUISITION CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$7,527	$81,567
Prepaid expenses	274,521	398,328

Total current assets	282,048	479,895
Investments held in Trust Account	316,742,456	316,267,458

Total Assets	$317,024,504	$316,747,353

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$49,082	$40,149
Accrued expenses	1,706,635	1,723,300
Accrued expenses - related party	170,000	110,000
Working capital loan - related party	350,000	—

Total current liabilities	2,275,717	1,873,449
Deferred underwriting commissions	11,068,750	11,068,750
Derivative warrant liabilities	1,725,750	12,557,750

Total liabilities	15,070,217	25,499,949

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,625,000 shares at redemption value of approximately $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	316,642,456	316,250,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of June 30, 2022 and December 31, 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(14,688,960)	(25,003,387)

Total shareholders’ deficit	(14,688,169)	(25,002,596)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$317,024,504	$316,747,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2022	2021	2022	2021
General and administrative expenses	$220,519	$224,584	$540,115	$657,155
General and administrative expenses - related party	30,000	30,000	60,000	50,000

Loss from operations	(250,519)	(254,584)	(600,115)	(707,155)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(848,440)
Loss upon issuance of private placement warrants	—	—	—	(3,496,500)
Change in fair value of derivative warrant liabilities	2,999,910	10,923,130	10,832,000	11,944,130
Income from investments held in Trust Account	449,186	4,805	474,998	6,601

Net income	$3,198,577	$10,673,351	$10,706,883	$6,898,636

Weighted average shares outstanding of Class A ordinary shares	31,625,000	31,625,000	31,625,000	22,015,193

Basic and diluted net income per share, Class A ordinary shares	$0.08	$0.27	$0.27	$0.23

Weighted average shares outstanding of Class B ordinary shares	7,906,250	7,906,250	7,906,250	7,592,887

Basic and diluted net income per share, Class B ordinary shares	$0.08	$0.27	$0.27	$0.23

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	7,906,250	$791	$—	$(25,003,387)	$(25,002,596)
Net income	—	—	—	—	—	7,508,306	7,508,306

Balance - March 31, 2022 (Unaudited)	—	—	7,906,250	791	—	(17,495,081)	(17,494,290)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(392,456)	(392,456)
Net income	—	—	—	—	—	3,198,577	3,198,577

Balance - June 30, 2022 (Unaudited)	—	$—	7,906,250	$791	$—	$(14,688,960)	$(14,688,169)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,209)	(32,151,638)	(32,175,847)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (Unaudited)	—	—	7,906,250	791	—	(35,942,055)	(35,941,264)
Net income	—	—	—	—	—	10,673,351	10,673,351

Balance - June 30, 2021 (Unaudited)	—	$—	7,906,250	$791	$—	$(25,268,704)	$(25,267,913)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,706,883	$6,898,636
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	37,965
Loss upon issuance of private placement warrants	—	3,496,500
Offering costs associated with derivative warrant liabilities	—	848,440
Change in fair value of derivative warrant liabilities	(10,832,000)	(11,944,130)
Income from investments held in Trust Account	(474,998)	(6,601)
Changes in operating assets and liabilities:
Prepaid expenses	123,807	(575,874)
Accounts payable	8,933	50,568
Accrued expenses	(16,665)	400,515
Accrued expenses - related party	60,000	50,000

Net cash used in operating activities	(424,040)	(743,981)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(316,250,000)

Net cash used in investing activities	—	(316,250,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan - related party	350,000	—
Repayment of note payable to related party	—	(151,790)
Proceeds received from initial public offering, gross	—	316,250,000
Proceeds received from private placement	—	8,325,000
Offering costs paid	—	(6,728,981)

Net cash provided by financing activities	350,000	317,694,229

Net change in cash	(74,040)	700,248
Cash - beginning of the period	81,567	—

Cash - end of the period	$7,527	$700,248

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$5,400
Offering costs included in accrued expenses	$—	$85,450
Offering costs paid by related party under promissory note	$—	$113,825
Deferred underwriting commissions	$—	$11,068,750
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $8,000 in its operating bank account, working capital deficit of approximately $2.0 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from its Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $152,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note (as defined in Note 5) in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had $
350,000
 a
nd $0 Working Capital Loans outstanding, respectively.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company has the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for such a period of time for such a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of June 30, 2022 and December 31, 2021.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature except for the derivative warrant liability (see Note 9).
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’
deficit

s
ection of the Company’s unaudited condensed balance sheets.

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months and six ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For The Three Months Ended June 30, 2022		For The Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,558,862	$639,715	$8,565,506	$2,141,377
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.27	$0.27

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Three Months Ended June 30, 2021		For The Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$8,538,681	$2,134,670	$5,129,505	$1,769,131
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	22,015,193	7,592,887

Basic and diluted net income per ordinary share	$0.27	$0.27	$0.23	$0.23

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
On May 11, 2022, the Company issued promissory note to borrow $
350,000
 fr
om the Sponsor. Upon consummation of a Business Combination, the Sponsor will have the option, but not the obligation, to convert the principal balance of this promissory note, in whole or in part into working capital warrants at a conversion price of $1.50 per warrant. As of June 30, 2022, there were $350,000 and $0 outstanding under Working Capital Loan as of June 30, 2022 and December 31, 2021, respectively.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, included in expenses under this agreement. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and $50,000, respectively, included in expenses under this agreement. As of June 30, 2022 and December 31, 2021, $170,000 and $110,000, respectively, have been included in accrued expenses to related party on the accompanying unaudited condensed balance sheets.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Derivative Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 7,906,250 Public Warrants and 5,550,000 Private Placement Warrants outstanding.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022 and December 31, 2021, there were 31,625,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,021,880)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(17,153,967)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,175,847

Class A ordinary shares subject to possible redemption as of December 31, 2021	316,250,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	392,456

Class A ordinary shares subject to possible redemption as of June 30, 2022	$316,642,456

Note 8 - Shareholders’ Equity (Deficit)
Preference Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021 there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 4).
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,742,456	$—	$—	$316,742,456
Liabilities:
Derivative warrant liabilities - public warrants	$948,750	$—	$—	$948,750
Derivative warrant liabilities - private placement warrants	$—	$—	$777,000	$777,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,267,458	$—	$—	$316,267,458
Liabilities:
Derivative warrant liabilities - public warrants	$6,008,750	$—	$—	$6,008,750
Derivative warrant liabilities - private placement warrants	$—	$—	$6,549,000	$6,549,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period
.
The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded.
There were no
other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Share Price	$9.82	$9.77
Exercise Price	$11.50	$11.50
Option Term (in years)	5.0	5.0
Volatility	2.0%	18.0%
Risk-free interest rate	3.01%	1.26%
Expected Dividends	0.00%	0.00%

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$6,549,000
Issuance of Public and Private Warrants	(4,551,000)

Derivative warrant liabilities at March 31, 2022	1,998,000
Change in fair value of derivative warrant liabilities	(1,221,000)

Derivative warrant liabilities at June 30, 2022	$777,000

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the six months ended June 30, 2021 is summarized as follows:

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

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no subsequent events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Liquidity and Going Concern
As of June 30, 2022, we had approximately $8,000 in its operating bank account, working capital deficit of approximately $2.0 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the 7,906,250 Class B ordinary shares (the “Founder Shares”), a loan of approximately $152,000 from the Sponsor to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2022 and December 31, 2021, we had $350,000 and $0 Working Capital Loans outstanding, respectively.
Based on the foregoing, management believes that we have the borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the consummation of a Business Combination. However, in connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern for such a period of time for such a period of time which is considered to be one year from the issuance of these unaudited condensed financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 25, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if we unable to continue as a going concern. Management intends to complete a Business Combination prior to the mandatory liquidation date.
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
Results of Operations
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account.
For the three months ended June 30, 2022, we had net income of approximately $3.2 million, which consisted of non-operating
gain from change in fair value of derivative warrant liabilities of approximately $3.0 million and income on investments held in the Trust Account of approximately $449,000, offset by general and administrative expenses of approximately $251,000, including general and administrative expenses to related party of $30,000.
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
For the six months ended June 30, 2022, we had net income of approximately $10.7 million, which consisted of non-operating
gain from change in fair value of derivative warrant liabilities of approximately $10.8 million and income on investments held in the Trust Account of approximately $475,000, offset by general and administrative expenses of approximately $600,000, including general and administrative expenses to related party of $60,000.
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
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. For the three months ended June 30, 2022 and 2021, we incurred $30,000 and $30,000, respectively, included in expenses under this agreement. For the six months ended June 30, 2022 and 2021, we incurred $60,000 and $50,000, respectively, included in expenses under this agreement. As of June 30, 2022 and December 31, 2021, $170,000 and $110,000, respectively, have been included in accrued expenses to related party on the accompanying unaudited condensed balance sheets.
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

Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.
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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated as of May 11, 2022, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline iXBRL Instance Document the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline iXBRL Taxonomy Extension Schema Document

101.CAL*	Inline iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline iXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Filed herewith.
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

Dated: August 15 , 2022	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory