Form 10-Q
period 2022-09-30
ARCTOS NORTHSTAR ACQUISITION CORP.
filed 2022-11-14
CIK 1829558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
10
, 2022, 31,625,000 Class A ordinary shares, par value $0.0001 per share, and 7,906,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ARCTOS NORTHSTAR ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
ARCTOS NORTHSTAR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$205,807	$81,567
Prepaid expenses	171,785	398,328

Total current assets	377,592	479,895
Investments held in Trust Account	318,172,518	316,267,458

Total Assets	$318,550,110	$316,747,353

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$106,780	$40,149
Accrued expenses	1,746,355	1,723,300
Accrued expenses - related party	200,000	110,000
Working capital loan - related party	550,000	—

Total current liabilities	2,603,135	1,873,449
Deferred underwriting commissions	11,068,750	11,068,750
Derivative warrant liabilities	807,380	12,557,750

Total liabilities	14,479,265	25,499,949

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,625,000 shares at redemption value of approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	318,072,518	316,250,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,906,250 shares issued and outstanding as of September 30, 2022 and December 31, 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(14,002,464)	(25,003,387)

Total shareholders’ deficit	(14,001,673)	(25,002,596)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$318,550,110	$316,747,353

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$201,875	$1,870,024	$741,989	$2,527,179
General and administrative expenses - related party	30,000	30,000	90,000	80,000

Loss from operations	(231,875)	(1,900,024)	(831,989)	(2,607,179)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(848,440)
Loss upon issuance of private placement warrants	—	—	—	(3,496,500)
Change in fair value of derivative warrant liabilities	918,370	2,388,620	11,750,370	14,332,750
Income from investments held in Trust Account	1,430,063	4,859	1,905,060	11,460

Net income	$2,116,558	$493,455	$12,823,441	$7,392,091

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,625,000	31,625,000	31,625,000	25,253,663

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.01	$0.32	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,906,250	7,906,250	7,906,250	7,906,250

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.01	$0.32	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional	Accumulated Deficit	Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit
Balance - December 31, 2021	—	$—	7,906,250	$791	$—	$(25,003,387)	$(25,002,596)
Net income	—	—	—	—	—	7,508,306	7,508,306

Balance - March 31, 2022 (Unaudited)	—	—	7,906,250	791	—	(17,495,081)	(17,494,290)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(392,456)	(392,456)
Net income						3,198,577	3,198,577

Balance - June 30, 2022 (Unaudited)	—	—	7,906,250	791	—	(14,688,960)	(14,688,169)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—		—	(1,430,062)	(1,430,062)
Net income	—	—	—	—	—	2,116,558	2,116,558

Balance - September 30, 2022 (Unaudited)	—	$—	7,906,250	$791	$—	$(14,002,464)	$(14,001,673)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional	Accumulated Deficit	Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital		Equity (Deficit)
Balance - December 31, 2020	—	$—	7,906,250	$791	$24,209	$(15,702)	$9,298
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(24,209)	(32,151,638)	(32,175,847)
Net loss	—	—	—	—	—	(3,774,715)	(3,774,715)

Balance - March 31, 2021 (Unaudited)	—	—	7,906,250	791	—	(35,942,055)	(35,941,264)
Net income	—	—	—	—	—	10,673,351	10,673,351

Balance - June 30, 2021 (Unaudited)	—	—	7,906,250	791	—	(25,268,704)	(25,267,913)
Net income	—	—	—	—	—	493,455	493,455

Balance - September 30, 2021 (Unaudited)	—	$—	7,906,250	$791	$—	$(24,775,249)	$(24,774,458)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$12,823,441	$7,392,091
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	37,965
Loss upon issuance of private placement warrants	—	3,496,500
Offering costs associated with derivative warrant liabilities	—	848,440
Change in fair value of derivative warrant liabilities	(11,750,370)	(14,332,750)
Income from investments held in Trust Account	(1,905,060)	(11,460)
Changes in operating assets and liabilities:
Prepaid expenses	226,543	(478,146)
Accounts payable	66,631	240,578
Accrued expenses	23,055	1,608,299
Accrued expenses - related party	90,000	80,000

Net cash used in operating activities	(425,760)	(1,118,483)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(316,250,000)

Net cash used in investing activities	—	(316,250,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan - related party	550,000	—
Repayment of note payable to related party	—	(151,790)
Proceeds received from initial public offering, gross	—	316,250,000
Proceeds received from private placement	—	8,325,000
Offering costs paid	—	(6,734,831)

Net cash provided by financing activities	550,000	317,688,379

Net change in cash	124,240	319,896
Cash - beginning of the period	81,567	—

Cash - end of the period	$205,807	$319,896

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by related party under promissory note	$—	$113,825
Deferred underwriting commissions	$—	$11,068,750
The accompanying notes are an integral part of these unaudited condensed financial statements.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
Arctos NorthStar Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 7, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from October 7, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the Initial Public Offering (the “Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the Trust Account (as defined below) from the proceeds of its Initial Public Offering.
The Company’s sponsor is NorthStar Acquisition Holdings, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 22, 2021. On February 25, 2021, the Company consummated its Initial Public Offering of 31,625,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 4,125,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $316.3 million, and incurring offering costs of approximately $18.0 million, of which approximately $11.1 million was for deferred underwriting commissions (
see
Notes 2 and 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,550,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $8.3 million (
see
Notes 4 and 6).
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
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards
Board
(“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $206,000 in its operating bank account, and a
working capital deficit of approximately $2.2 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from its Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $152,000 from the Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note (as defined in Note
4
) in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, the Company had $550,000 and $0 Working Capital Loans outstanding, respectively.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company has the borrowing capacity from its Sponsor or an affiliate of its Sponsor, or its officers and directors to meet its needs through the consummation of a Business Combination. However, in connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of September 30, 2022 and December 31, 2021.
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
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature except for the derivative warrant liabilities (see Note 9).
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statements’ recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been
subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months and nine ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.
The following tables reflect a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,693,246	$423,312	$10,258,753	$2,564,688
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.32	$0.32

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$394,764	$98,691	$5,629,610	$1,762,481
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,625,000	7,906,250	25,253,663	7,906,250

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.22	$0.22

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3—Initial Public Offering
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
Note 4—Related Party Transactions
Founder Shares
On December 16, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 7,906,250 Class B ordinary shares (the “Founder Shares”). The Sponsor agreed to surrender for no consideration up to an aggregate of 1,031,250 Founder Shares to the extent that the option to purchase additional Units was not exercised in full by the underwriters or is reduced, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Forward Purchase Shares as defined in Note
5
). On February 25, 2021, the underwriter fully exercised its over-allotment option; thus, these 1,031,250 Founder Shares are no longer subject to forfeiture.

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
A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
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
On May 11, 2022, the Sponsor provided a $350,000 Working Capital Loan to the Company in the form of a convertible promissory note that is due upon the completion of a Business Combination. Upon consummation of a Business Combination, at the option of the lender, any outstanding amount of the Working Capital Loan may be converted into working capital warrants of the post-Business Combination entity at a price of $1.50 per warrant. The working capital warrants would be identical to the Private Placement Warrants. On September 26, 2022, the Sponsor provided another $200,000 Working Capital Loan to the Company on the same terms. There were $550,000 and $0 outstanding under Working Capital Loan as of September 30, 2022 and December 31, 2021, respectively.

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, included in expenses under this agreement. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and $80,000, respectively, included in expenses under this agreement. As of September 30, 2022 and December 31, 2021, $200,000 and $110,000, respectively, have been included in accrued expenses to related party on the accompanying unaudited condensed balance sheets.
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

Note 5—Commitments and Contingencies
Forward Purchase Agreement
In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with an affiliate of the Sponsor, pursuant to which such affiliate will commit that it will purchase from the Company
up to 7,500,000 forward purchase units (the “Forward Purchase Units”), consisting of one Class A ordinary share (the “Forward Purchase Share”), and one-fourth
of one warrant to purchase one Class A ordinary share (the “Forward Purchase Warrant”), for $10.00 per Forward Purchase Unit, or an aggregate amount of up to $75.0 million, in a private placement that will close concurrently with the closing of the initial Business Combination. The proceeds from the sale of these Forward Purchase Units, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of Public Shares) and any other equity or debt financing obtained by the Company in connection with the Business Combination, will be used to satisfy the cash requirements of the Business Combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-Business Combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the affiliate of the Sponsor may purchase less than 7,500,000 Forward Purchase Units. In addition, such affiliate’s commitment under the Forward Purchase Agreement will be subject to approval of its investment committee as well as customary closing conditions under the Forward Purchase Agreement.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6—Derivative Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 7,906,250 Public Warrants and 5,550,000 Private Placement Warrants outstanding.
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

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2022 and December 31, 2021, there were 31,625,000 shares of Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are
reconciled on the following table:

Gross proceeds from Initial Public Offering	$316,250,000
Less:
Fair value of Public Warrants at issuance	(15,021,880)
Offering costs allocated at Class A ordinary shares subject to possible redemption	(17,153,967)
Plus:
Accretion on Class A ordinary shares subject to possible redemption	32,175,847

Class A ordinary shares subject to possible redemption as of December 31, 2021	316,250,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	392,456

Class A ordinary shares subject to possible redemption as of June 30, 2022	316,642,456
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,430,062

Class A ordinary shares subject to possible redemption as of September 30, 2022	$318,072,518

Note 8—Shareholders’ Deficit
Preference
Shares
- The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A
Ordinary Shares
- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 31,625,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).
Class
 B Ordinary Shares
- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021 there were 7,906,250 Class B ordinary shares issued and outstanding (see Note 4).

ARCTOS NORTHSTAR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the Forward Purchase Shares but not the Forward Purchase Warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.
Note 9—Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$318,172,518	$—	$—	$318,172,518
Liabilities:
Derivative warrant liabilities - public warrants	$—	$474,380	$—	$474,380
Derivative warrant liabilities - private placement warrants	$—	$333,000	$—	$333,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$316,267,458	$—	$—	$316,267,458
Liabilities:
Derivative warrant liabilities - public warrants	$6,008,750	$—	$—	$6,008,750
Derivative warrant liabilities - private placement warrants	$—	$—	$6,549,000	$6,549,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 measurement during the three months ended September 30, 2022 as the Private Warrants were measured by reference to the listed price in an active market for the Public Warrants. The estimated fair value of Public Warrants was transferred from a Level 1 measurement to a Level 2 measurement due to lack of trading activity as of September 30, 2022. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.
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
For the three months ended September 30, 2022 and 2021, the Company recognized a change to the condensed
statement
s
of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $1.0 million and $2.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed
statement
s
of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a change to the condensed
statement
s
of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $11.8 million and $14.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying condensed
statement
s
of operations.
The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the nine months ended September 30, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$6,549,000
Change in fair value of derivative warrant liabilities	(4,551,000)

Derivative warrant liabilities at March 31, 2022	1,998,000
Change in fair value of derivative warrant liabilities	(1,221,000)

Derivative warrant liabilities at June 30, 2022	777,000
Transfer of Private Warrants to a Level 2 measurement	(777,000)

Derivative warrant liabilities at September 30, 2022	$—

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the nine months ended September 30, 2021 is summarized as follows:

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

Note 10—Subsequent Events
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

Going Concern, Liquidity and Capital Resources

As of September 30, 2022, we had approximately $206,000 in its operating bank account, working capital deficit of approximately $2.2 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the 7,906,250 Class B ordinary shares (the “Founder Shares”), a loan of approximately $152,000 from the Sponsor to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 3, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, we had $550,000 and $0 Working Capital Loans outstanding, respectively.

Following the consummation of the Initial Public Offering, the sale of the Private Placement Warrants, and the exercise of the over-allotment option by the underwriters, a total of approximately $316.3 million ($10.00 per Unit) was placed in the Trust Account. Funds raised in excess of the capital in trust accounts are to be used for fund offering expenses and released to the Company for general working capital purposes.

As of September 30, 2022, we had investments held in the Trust Account of approximately $318.2 million. We intend to use the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $205,807. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of September 30, 2022 and December 31, 2021, we had $550,000 and $0 Working Capital Loans outstanding, respectively. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants upon consummation of the Business Combination at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account.

For the three months ended September 30, 2022, we had net income of approximately $2.1 million, which consisted of non-operating gain from change in fair value of derivative warrant liabilities of approximately $1.0 million and income on investments held in the Trust Account of approximately $1.4 million, offset by general and administrative expenses of approximately $202,000, including general and administrative expenses to related party of $30,000.

For the three months ended September 30, 2021, we had net income of approximately $493,000, which consisted of change in fair value of derivative warrant liabilities of approximately $2.4 million and income on investments held in the Trust Account of approximately $5,000, partially offset by general and administrative expenses of approximately $1.9 million and general and administrative expenses to related party of $30,000.

For the nine months ended September 30, 2022, we had net income of approximately $12.8 million, which consisted of non-operating gain from change in fair value of derivative warrant liabilities of approximately $11.8 million and income on investments held in the Trust Account of approximately $1.9 million, offset by general and administrative expenses of approximately $742,000, including general and administrative expenses to related party of $90,000.

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

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of the initial Business Combination or our liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us. For the three months ended September 30, 2022 and 2021, we incurred $30,000 and $30,000, respectively, included in expenses under this agreement. For the nine months ended September 30, 2022 and 2021, we incurred $90,000 and $80,000, respectively, included in expenses under this agreement. As of September 30, 2022 and December 31, 2021, $200,000 and $110,000, respectively, have been included in accrued expenses to related party on the accompanying unaudited condensed balance sheets.

Due to Related Party

In January 2022, the Sponsor provided the Company an advance of $350,000 to fund the working capital requirements. On May 11, 2022, this was converted into a Working Capital Loan. As such, there was no outstanding balance in due to related party as of September 30, 2022.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 31,625,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 13,456,250 Class A ordinary share in the calculation of diluted income per ordinary share, because their exercise is contingent upon future events. As a result, diluted net income per ordinary share is the same as basic net income per share ordinary for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per ordinary share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Promissory Note, dated as of September 26, 2022, between the Registrant and Arctos Sports Partners Fund I, LP.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline iXBRL Instance Document the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH*	Inline iXBRL Taxonomy Extension Schema Document

101.CAL*	Inline iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline iXBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline iXBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline iXBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101)

*	Filed herewith.
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

Dated: November 14, 2022	ARCTOS NORTHSTAR ACQUISITION CORP.

	By:	/s/ John Vedro
	Name:	John Vedro
	Title:	Chief Financial Officer and Authorized Signatory